Form 10-K/A
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-NC1
filed 2008-06-17
CIK 1366142

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A


                              Ammendment No.2


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

This Annual Report on Form 10-K/A also omits to disclose the Attestation Report of New Century Mortgage Corporation required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended. The report provided by New Century Mortgage Corporation's independent registered public accounting firm contained herein disclaims an opinion with respect to New Century Mortgage Corporation's compliance with the Servicing Criteria set forth in Item 1122(d) of Regulation AB.


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

None

This Amendment No. 2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 (Accession No. 0001366142-07-000001) by Citigroup Mortgage Loan Trust 2006-NC1 (the "Initial 10-K"), for the fiscal year ended December 31, 2006, is being filed for the sole purpose of restating the assessment of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the "Asserting Party") for the reporting period of January 1, 2006 through December 31, 2006. The restated assessment, provided to the registrant in February 2008, identifies a material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) under Regulation AB. Specifically, the Asserting Party did not have, during the applicable reporting period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). In response to a Securities and Exchange Commission comment, as of January 1, 2008, the Asserting Party has implemented practices and procedures to capture the information necessary to assess compliance with Item 1122(d)(4)(xii).


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

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

On July 31, 2006, the servicing of the Mortgage Loans transferred from New Century Mortgage Corporation to Wells Fargo Bank, N.A..


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

New Century Mortgage Corporation ("New Century") has informed the Registrant that it has reported material noncompliance with applicable servicing criteria. The New Century report on assessment of compliance is attached as Exhibit 33(g). New Century provided the registrant with an Assessment of Compliance with Servicing Criteria set forth in Item 1122(d) of Regulation AB that was filed with the Initial Form 10-K (as defined below). The New Century assessment of compliance that is attached to this Form 10-K/A as Exhibit 33(g) has been revised from the assessment of compliance that was filed with the Initial Form 10-K. Specifically, the wording of paragraph 5 of the assessment of compliance was revised and there were certain other amendments to Appendices A, B and C.

This report on Form 10-K/A omits the Item 1122 attestation report
(the "Attestation Report") required by Regulation AB for Union Bank of California, N.A. ("Union Bank"), the vendor that is responsible for the initial processing of cash receipts at the lockbox that is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).


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

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President
       (Senior officer in charge of securitization of the Depositor)


Date   June 13, 2008
      -----------------------------------------------------